Form 10-Q
period 2008-09-30
ANTH1, INC
filed 2008-10-08
CIK 1429336

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2008

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from

to

Commission file number: 333-153018

ANTH 1, INC.

(Exact name of small business issuer as specified in its charter)

Colorado

38-3764053

(State or other jurisdiction of

(I.R.S. Employer Identification No.)

Incorporation or organization)

20951 Pleasant Park Rd Conifer, CO 80433

 (Address of principal executive offices)

(303) 697-9972

 (Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X      No   ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]

Accelerated filer  [  ]

Non-accelerated filer   [  ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act.     Yes X   No __

As of September 30, 2008, 20,184,000 shares of common stock were outstanding.

ANTH 1, INC.

Index

Part I - FINANCIAL INFORMATION

Part II OTHER INFORMATION

ANTH 1, Inc. and Subsidiary

Consolidated Financial Statements (unaudited)

 (A Development Stage Company)

Balance Sheet

Assets
	Nine months ended	December 31, 2007
	September 30, 2008
	(Unaudited)
Current Assets
Cash	$ 95	$ 95
Prepaid expenses	0	0
Subtotal Current Assets	$ 95	$ 95

Other Assets
Intellectual Property	0	0

Total Assets	$ 95	$ 95

Liabilities and Stockholders' Equity

Current Liabilities

Accounts payable	$ 1,700	$1,700
Note Payable	$ 3,785	$2,000
Interest Payable	30	30

Total Liabilities	$ 5,515	$ 3,730

Stockholders' Equity
Common stock $.001 par value, 100,000,000 shares authorized;
20,184,000 and 36,125,000 shares issued and outstanding	20,184	36,125
Additional paid in capital	10,869,566	10,859,625
Accumulated deficit	(10,895,170)	(10,899,385)

Total Stockholders' Equity	(5,420)	(3,635)

Total Liabilities & Stockholders' Equity	$ 95	$ 95

ANTH 1, Inc. and Subsidiary

Consolidated Financial Statements (unaudited)

 (A Development Stage Company)

	Statement of Operations (unaudited) for the
	3 month periods ended September 30,
	2008	2007

Income
Revenue	$-	$-

Total income	-	-

Cost of sales	-	-

Gross profit	-	-

Expenses

General and Administrative
Payroll expense
Professional fees

Total expenses

Loss from operations

Net loss

Loss per common share	$(0.00)	$(0.00)

ANTH 1, Inc. and Subsidiary

Consolidated Financial Statements (unaudited)

 (A Development Stage Company)

	Statement of Operations for the
	9 month periods ended September 30,
	2008 (unaudited)	2007 (unaudited)

Income
Revenue	$-	$-

Total income	-	-

Cost of sales	-	-

Gross profit	-	-

Expenses

Professional expenses	1,785
General and Administrative		25
Consulting fees		895,500
License Technology fee		10,000,000

Total expenses	1,785	10,895,525

Loss from operations	(1,785)	(10,895,525)

Net loss	(1,785)	(10,895,525)

Loss per common share	$(0.00)	$(0.30)

ANTH 1, Inc. and Subsidiary

Consolidated Financial Statements (unaudited)

 (A Development Stage Company)

	Statement of Cash flow for the
	Periods Ended September 30,

	2008 (unaudited)	2007 (unaudited)

Cash flows from operating activities:
Net loss	$(1,785)	$(10,899,385)

Noncash items included in net income
License fee paid in common stock		10,000,000
Compensation in exchange for common stock		895,500
(Increase) Decrease in:
Increase (decrease) in:
Accounts payable		$1,730

Total adjustments		$10,901,115

Net cash used in operating activities	$(1,785)	$(2,155)

Cash flows from financing activities:
Proceeds from issuance of stock		250
Proceeds from promissory notes	1,785	2,000

Net cash provided by financing activities	$1,785	2,250

Net increase (decrease) in cash	$(0)	$ 95

Cash, beginning of period	95	0

Cash, end of period	$ 95	$ 95

ANTH 1, Inc. and Subsidiary

Consolidated Financial Statements (unaudited)

 (A Development Stage Company)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of Operations and Continuance of Business

(A) Organization

ANTH 1, Inc.  (a development stage company) (the "Company") was incorporated under the laws of the State of Colorado on September 10, 2007 as a blank check company.  NeoVax, Inc. was incorporated under the laws of the State of Colorado on September 28, 2006.

The accompanying audited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

Activities during the development stage include developing the business plan and raising capital.

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates.

(C) Cash Equivalents

For the purpose of the cash flow statement, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.”  As of July 31 2008, there were no common share equivalents outstanding.

  (E) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”).  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Fair Value

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, note receivable, note payable shareholder and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at the reporting dates.

(H) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured

Note 2. Summary of Significant Accounting Policies

(a) Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31, 2008.

(b) Principles of Consolidation

The consolidated financial statements at July 31, 2008 include the accounts of ANTH 1 and NeoVax, Inc.. All inter-company balances and transactions have been eliminated in consolidation.

(c) Use of Estimates

(d) Basic and Diluted Net Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at January 31, 2008, there were no dilutive potential common shares.

(e) Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. Except for net loss, the Company has no items that represent other comprehensive income (loss) and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(f) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

(g) Financial Instruments

The fair values of financial instruments, which include cash and cash equivalents, accounts payable and accrued liabilities and due to related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

(h) Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

(i) Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Note 3. Related Party Balances/Transactions

On September 10, 2007, we issued 150,000 shares of common stock to Larry A. Gelhaar, at the time our sole officer and sole director in consideration of $0.001 per share or a total of $150.

Note 4. Common Stock

a)	On September 10, 2007, we issued 5,000 shares of common stock to fifty individuals in consideration of $0.001 per share or a total of $5.
(b)	On July 18, 2008 we issued 20,029,000 shares of common stock to nine individuals under an Asset Purchase Agreement

Note 5. Contingency

The Company may in the future decide to engage in a “reverse acquisition” transaction and acquire a target company in an unrelated business through the delivery of sufficient common stock to the stockholders of the target company to result in a change in control of the Company after the transaction. The SEC may categorize the Company as a “shell company” prior to such a transaction and subject the company to more stringent disclosure rules regarding any reverse acquisition transaction.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward Looking Information

Information contained in the following discussion of results of operations and financial condition and in certain of the notes to the financial statements included in this document contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue,” or variations thereon or comparable terminology.  In addition, all statements other than statements of historical facts that address activities, events, or developments the Company expects, believes, or anticipates will or may occur in the future, and other such matters, are forward-looking statements.  The following discussion should be read in conjunction with the Company’s unaudited financial statements and related notes included elsewhere herein.

The Company’s future operating results may be affected by various trends and factors, which are beyond the Company’s control.  The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in our Form 8-K filed with the Commission on July 18, 2008.

We undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements.  Investors should take note of any future statements made by or on our behalf.

The Company cautions the reader that a number of important factors discussed herein, and in other reports filed with the Commission could affect the Company’s actual results and cause actual results to differ materially from those discussed in forward-looking statements.

ANTH 1, Inc. and Subsidiary

Consolidated Financial Statements (unaudited)

 (A Development Stage Company)

Business

We are a biotechnology company dedicated to developing vaccines for several infectious diseases including H5N1 influenza virus. We utilize state of the art recombinant DNA adenoviral vector and Rnai (inhibition RNA) technologies to develop highly specific genetic vaccines. This technology platform, allows the developing of “ad hoc” genetic vaccine in a fraction of the time needed to develop conventional immunogenetic vaccines. Over the last fifty years, very little progress have been made to develop faster and more effective vaccines. Large pharmaceutical companies have chosen to terminate their vaccine programs due to the high cost and minor profit margin associated with the production of vaccines. As a result, vaccine R&D spending has decreased dramatically. Over the last couple of years the acute shortage of influenza vaccines coupled with the raising of new and potentially very lethal viral strains(avian influenza H5N1) has made the need of developing better and faster vaccine technologies an issue of paramount importance. Our plan is to apply UltraVax™ technology to develop highly specific DNA vaccines by targeting specific key genes for the avian influenza H5N1. Production of these recombinant vaccines can be scaled up between 2-4 months compared to the current vaccine technology requiring 18-24 months. This is the niche market opportunity for a platform technology firm such as NeoVax to support Research and Development and Product Development.

Results of Operation: Three months ended September 30, 2008 compared to the three months ended September 30, 2007

The Company has had no operating revenues since its inception on September 10, 2007, through to September 30, 2008.

For the three month period ended September 30, 2008, the Company incurred no expenses.

During the three months ended September 30, 2008, general and administrative expenses were $0 compared to $1,745 during the three months ended September 30, 2007. The principal reason for the decrease was the absence of expenses relating to stock issuances incurred in this period in 2007.

During the three months ended September 30, 2008, professional fees and consulting fees were $0 compared to $889,500 during the three months ended September 30, 2007.  The principal reason for the increase was the issuance of common stock as compensation in the period in 2007 to legal, accounting, and consultants in the initial set up of the company.

Results of Operation: nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

For the nine month period ended September 30, 2008, the Company incurred total expenses of $1,785.  These expenses consisted of $1,785 in professional fees.

During the nine months ended September 30, 2008, general and administrative expenses were $0 compared to $1,745 during the nine months ended September 30, 2007.  The principal reason for the decrease was that in 2007 the Company incurred expenses for stock issuances.

During the six months ended July 31, 2008, professional and consulting fees were $1,785 compared to $891,500 during the nine months ended September 30, 2007.  The principal reason for the increase was the issuance of common stock to for legal, accounting, and financial consultants.

 Liquidity and Capital Resources

As of September 30, 2008, the Company had $95 in cash and total assets of $95 compared to $95 in cash and total assets of $95 as of December 31, 2007.  As of September 30, 2008, the Company’s working capital was $95 compared to $95 as of December 31, 2007.

During the nine months ended September 30, 2008, net cash used in operating activities was $0.

The Company’s operations and our efforts to grow its business further will require significant cash outlays and commitments.  The Company anticipates expenditures will be related to the development of our products, product introduction and various other fixed costs and payroll to our management.  The Company will need to seek additional capital within the next six months, potentially through debt or equity financings, to fund its operations and growth and may not be able to raise needed cash on terms acceptable to us or at all.

Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than earlier investor’s prices. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our securities. If new sources of financing are required but are insufficient or unavailable, we would be required to modify our growth and operating plans to the extent of available funding, which would harm our ability to grow our business.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk.

None.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out by the Company, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.  Controls and Procedures

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 1A.   Risk Factors

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ANTH 1, Inc. and Subsidiary

Consolidated Financial Statements (unaudited)

 (A Development Stage Company)

Item 2.

  Unregistered Sales of Equity Securities and Use of Proceeds.

Since inception, the Registrant has sold the following securities that were not registered under the Securities Act of 1933, as follows:

a)

On September 10, 2007, we issued 150,000 shares of common stock to Larry A. Gelhaar, at the time our sole officer and sole director in consideration of $0.001 per share or a total of $150. The 150,000 shares so issued are being registered in this offering.

b) c)

On September 10, 2007, we issued 5,000 shares of common stock to fifty individuals in consideration of $0.001 per share or a total of $5. The 5,000 shares so issued are being registered in this offering.

On July 18, 2008  we issued 20,029,000 shares of common stock to nine individuals under an Asset Purchase Agreement.

Item 3.

  Defaults Upon Senior Securities.

Not Applicable.

Item 4.

  Submission of Matters of a Vote of Security Holders

None.

Item 5.  Other Information

Not Applicable.

Item 6.  Exhibits

Exhibits: The following exhibits are filed with this report:

10.1

 Stock Purchase Agreement dated July 17, 2008

10.2

License Agreement with Anthos Holdings

31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under The Securities Exchange Act of 1934 as amended.

31.2 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under The Securities Exchange Act of 1934 as amended.

32. Certifications pursuant to 18 U.S.C section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of  2002.

ANTH 1, Inc. and Subsidiary

Consolidated Financial Statements (unaudited)

 (A Development Stage Company)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTH1, Inc.

Date: October 8, 2008

By:

JAMES J. TUFTS

James J. Tufts, President and Chief Executive Officer

By:

MARK A. GOHR

        Mark A. Gohr,  Principal Accounting Officer

ANTH 1, Inc. and Subsidiary

Consolidated Financial Statements (unaudited)

 (A Development Stage Company)

 EXHIBIT 31.1

CERTIFICATION

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of ANTH 1, Inc. (the “Company”) for the quarter ended September 30, 2008, as filed with the Securities and Exchange Commission on the date hereof, the undersigned, in the capacity and date indicated below, hereby certifies that:

1.  I have reviewed this quarterly report on Form 10-Q of ANTH 1, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.  The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) evaluated the effectiveness of the Company’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) disclosed in this report any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter (the Company’s fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting; and

5.  The Company’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company’s auditors and the audit committee of Company’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal control over financial reporting.

Date:

October 8, 2008

By:

James J. Tufts, President and Chief Executive Officer

ANTH 1, Inc. and Subsidiary

Consolidated Financial Statements (unaudited)

 (A Development Stage Company)

EXHIBIT 31.2

CERTIFICATION

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of ANTH 1, Inc. (the “Company”) for the quarter ended September 30, 2008, as filed with the Securities and Exchange Commission on the date hereof, the undersigned, in the capacity and date indicated below, hereby certifies that:

1.  I have reviewed this quarterly report on Form 10-Q of ANTH 1, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.  The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) evaluated the effectiveness of the Company’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) disclosed in this report any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter (the Company’s fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting; and

5.  The Company’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company’s auditors and the audit committee of Company’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal control over financial reporting.

Date:

October 8, 2008

By:

Mark A. Gohr, Chief Financial Officer

ANTH 1, Inc. and Subsidiary

Consolidated Financial Statements (unaudited)

 (A Development Stage Company)

EXHIBIT 32

CERTIFICATION

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, James J. Tufts, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of ANTH 1, Inc. on Form 10-Q for the period ended September 30, 2008 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of ANTH 1, Inc.

Date:

October 8, 2008

By:

James J. Tufts, Chief Executive Officer

I, Mark A. Gohr, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of ANTH 1, Inc. on Form 10-Q for the period ended September 30, 2008 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of ANTH 1, Inc.

Date:

October 8, 2008

By:

Mark A. Gohr, Chief Financial Officer