Form 10-Q/A
period 2008-09-30
ANTH1, INC
filed 2008-10-09
CIK 1429336

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

Date: October 9, 2008

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

October 9, 2008

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

October 9, 2008

By:

MARK A. GOHR

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

October 9, 2008

By:

JAMES J. TUFTS

______

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

October 9, 2008

By:

MARK A. GOHR

Mark A. Gohr, Chief Financial Officer